Form 10-Q
period 2021-06-30
ScION Tech Growth II
filed 2021-08-16
CIK 1838431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 16, 2021, there were 34,500,000 Class A ordinary shares, par value $0.0001, issued and outstanding, and 8,625,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

SCION TECH GROWTH II

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SCION TECH GROWTH II

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current asset - Cash	$933,500	$-
Prepaid expenses	456,875	-
Deferred offering costs	-	57,039
Total current assets	1,390,375	57,039

Prepaid expenses, non-current	278,630	-
Cash held in Trust Account	345,000,000	-
Total Assets	$346,669,005	$57,039

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued offering costs and expenses	$26,247	$35,000
Due to related party	47,048	-
Total current liabilities	73,295	35,000
Warrant liability	22,172,001	-
Deferred underwriting discount	11,375,000	-
Total liabilities	33,620,296	35,000

Commitments
Class A ordinary shares subject to possible redemption, 30,804,870 shares and 0 shares at redemption value, respectively	308,048,700	-

Shareholders’ Equity:
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 3,695,130 shares and 0 shares issued and outstanding (excluding 30,804,870 shares and 0 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	370	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 issued and outstanding	863	863
Additional paid-in capital	8,820,629	24,137
Accumulated deficit	(3,821,853)	(2,961)
Total shareholders’ equity	5,000,009	22,039

Total Liabilities and Shareholders’ Equity	$346,669,005	$57,039

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCION TECH GROWTH II

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

	Three months ended	Six months ended
	June 30, 2021	June 30, 2021

Formation and operating costs	$183,673	$328,063
Loss from operations	(183,673)	(328,063)

Other expense
Warrant issuance costs	-	(483,829)
Unrealized loss on change in fair value of warrants	(2,169,000)	(3,007,000)
Total other expense	(2,169,000)	(3,490,829)
Net loss	(2,352,673)	(3,818,892)

Basic and diluted weighted average shares outstanding, ordinary share subject to redemption	31,040,138	23,691,136
Basic and diluted net income per share	$-	$-
Basic and diluted weighted average shares outstanding, ordinary share	12,084,862	11,237,731
Basic and diluted net loss per share	$(0.19)	$(0.34)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCION TECH GROWTH II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	-	$-	8,625,000	$863	$24,137	$(2,961)	$22,039
Sale of 34,500,000 Units on February 12, 2021 through IPO	34,500,000	3,450	-	-	344,996,550	-	345,000,000
Sale of 5,933,334 Private Placement Warrants to Sponsor on February 12, 2021 in private placement	-	-	-	-	8,900,000	-	8,900,000
Underwriting fee	-	-	-	-	(6,500,000)	-	(6,500,000)
Deferred underwriting fee	-	-	-	-	(11,375,000)	-	(11,375,000)
Offering costs charged to the shareholders' equity	-	-	-	-	(498,266)	-	(498,266)
Initial classification of warrant liability	-	-	-	-	(19,165,001)	-	(19,165,001)
Reclassification of offering costs related to warrants	-	-	-	-	483,829	-	483,829
Net loss	-	-	-	-	-	(1,466,219)	(1,466,219)
Change in Class A ordinary shares subject to possible redemption	(31,040,138)	(3,104)	-	-	(310,398,276)	-	(310,401,380)

Balance as of March 31, 2021	3,459,862	$346	8,625,000	$863	$6,467,973	$(1,469,180)	$5,000,002
Net loss	-	-	-	-	-	(2,352,673)	(2,352,673)
Change in Class A ordinary shares subject to possible redemption	235,268	24	-	-	2,352,656	-	2,352,680

Balance as of June 30, 2021	3,695,130	$370	8,625,000	$863	$8,820,629	$(3,821,853)	$5,000,009

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCION TECH GROWTH II

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the six months ended June 30, 2021

Cash flows from Operating Activities:
Net loss	$(3,818,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrant issuance costs	483,829
Unrealized loss on change in fair value of warrants	3,007,000
Changes in current assets and current liabilities:
Prepaid assets	(708,705)
Accrued offering costs and expenses	154,476
Due to related party	47,048
Net cash used in operating activities	(835,244)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	338,500,000
Proceeds from private placement	8,900,000
Payments of promissory note to related party	(132,990)
Payments of offering costs	(498,266)
Net cash provided by financing activities	346,768,744

Net change in cash	933,500
Cash, beginning of the period	-
Cash, end of the period	$933,500

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions charged to additional paid in capital	$11,375,000
Initial value of Class A ordinary shares subject to possible redemption	$311,370,870
Change in value of Class A ordinary shares subject to possible redemption	$(3,322,170)
Initial classification of warrant liability	$19,165,001
Deferred offering costs paid by Sponsor loan	$106,190
Prepaid expenses paid by Sponsor loan	$26,800

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

As of June 30, 2021, the Company had not yet commenced any operations. All activity for the period from December 23, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the Initial Public Offering (“IPO”) described below, and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense).

The Company’s sponsor is ScION 2 Sponsor LLC, a Delaware limited liability company (the “Sponsor”).

Financing

The registration statement for the Company’s IPO was declared effective on February 9, 2021 (the “Effective Date”). On February 12, 2021, the Company consummated the IPO of 34,500,000 units, including the issuance of 4,500,000 units as a result of the underwriters’ exercise of the over-allotment option in full (the “Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $345,000,000, which is discussed in Note 3.

Simultaneously with the closing of the IPO, the Company consummated the sale of 5,933,334 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $8,900,000, which is discussed in Note 4.

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $0.9 million in its operating bank account and working capital of approximately $1.3 million.

Prior to the completion of the IPO, the Company’s liquidity needs were satisfied through a capital contribution from the Sponsor of $25,000, to cover certain offering costs, for the founder shares (see Note 5), and the loan under an unsecured promissory note from the Sponsor of $132,990 (see Note 5). The Company paid the promissory note in full on May 21, 2021. Subsequent to the consummation of the IPO and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). To date, there were no Working Capital Loans.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Cash Held in Trust Account

At June 30, 2021, the assets held in the Trust Account were held in cash. At June 30, 2021, the Company had $345.0 million in cash held in the Trust Account.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses, due to related party are estimated to approximate the carrying values as of June 30, 2021 due to the short maturities of such instruments.

The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the warrant liability is classified as Level 3. See Note 6 for additional information on assets and liabilities measured at fair value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

	For the three months ended June 30, 2021	For the six months ended June 30, 2021
Ordinary share subject to possible redemption
Numerator: Net income allocable to ordinary share subject to possible redemption amortized interest income on marketable securities held in trust	$-	$-
Less: interest available to be withdrawn for payment of taxes	$-	$-
Net income allocable to ordinary share subject to possible redemption	$-	$-
Denominator: Weighted average redeemable ordinary share redeemable ordinary share, basic and diluted	31,040,138	23,691,136
Basic and diluted net income per share, redeemable ordinary share	$-	$-

Non-redeemable ordinary share
Numerator: Net loss minus redeemable net earnings
Net loss	$(2,352,673)	$(3,818,892)
Redeemable net earnings
Non-redeemable net loss	$(2,352,673)	$(3,818,892)
Denominator: weighted average non-redeemable ordinary share basic and diluted weighted average shares outstanding, ordinary share	12,084,862	11,237,731
Basic and diluted net loss per share, ordinary share	$(0.19)	$(0.34)

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consisted principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs were allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liability were expensed, and offering costs associated with Class A ordinary shares were charged to the shareholders’ equity.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is a Cayman Islands exempted company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the Company’s financial statements and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 — Initial Public Offering

Pursuant to the IPO, the Company sold 34,500,000 Units, including 4,500,000 Units as a result of the underwriters’ full exercise of the over-allotment option, at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The warrants will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

An aggregate of $10.00 per Unit sold in the IPO was held in the Trust Account and can only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. As of June 30, 2021, $345,000,000 of the IPO proceeds was held in the Trust Account.

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

The warrants will become exercisable on the later of 12 months from the closing of the IPO or 30 days after the completion of its initial Business Combination and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current. No warrant will be exercisable, and the Company will not be obligated to issue a Class A ordinary share upon exercise of a warrant unless the Class A ordinary share issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the Class A ordinary share underlying such unit.

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant; upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share, subject to adjustment, for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $10.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.10 per warrant; upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares, based on the redemption date and the “fair market value” (as defined below) of Class A ordinary shares except as otherwise described below; and

●	if, and only if, the closing price of Class A ordinary shares equals or exceeds $10.00 per share, subject to adjustment, for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

●	if the closing price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share, subject to adjustment, the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding warrants sold as part of the units in our initial public offering (whether they are were purchased in our initial public offering or thereafter in the open market) (the “Public Warrants”), as described above.

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

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 5,933,334 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $8,900,000, in a private placement. The proceeds from the Private Placement Warrants were added to the proceeds from the IPO held in the Trust Account.

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

Note 5 — Related Party Transactions

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

Due to Related Parties

The balance of $47,048 as of June 30, 2021 represents the amount accrued for the administrative support services provided by Sponsor as of June 30, 2021.

Promissory Note — Related Party

On December 31, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the IPO. The Company borrowed $132,990 under the promissory note. On May 21, 2021, the Company paid the promissory note in full.

Related Party Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020, the Company had no Working Capital Loans.

Administrative Service Fee

Commencing on the Effective Date of the registration statement, the Company has agreed to pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of June 30, 2021, the Company has recorded $47,048 for the period from February 9, 2021 through June 30, 2021.

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

Note 6 — Recurring Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash held in Trust Account	$345,000,000	$345,000,000	$-	$-
	$345,000,000	$345,000,000	$-	$-
Liabilities:
Private Placement Warrants	$5,458,667	$-	$-	$5,458,667
Public Warrants	10,580,000	10,580,000	-	-
Forward Purchase Warrants	6,133,334	-	-	6,133,334
Warrant Liability	$22,172,001	$10,580,000	$-	$11,592,001

Warrants

The Warrants (Public, Private and FPA) are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Statement of Operations.

The mid-point of the Forward Purchase Agreement ($200 million) has been used as an estimate for the purpose of deriving the associated warrant liability; this estimate is reassessed at each reporting period.

Initial Measurement

The Company established the initial fair value for the Warrants on February 9, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model for the Public Warrants, and the Black-Sholes Model for Private Placement Warrants and Forward Purchase Warrants based on their relative fair values at the initial measurement date. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the Monte Carlo simulation model and Black-Scholes Model were as follows:

Input	February 9, 2021 (Initial Measurement)
Risk-free interest rate	0.61%
Expected term (years)	5.75
Expected volatility	15.0%
Exercise price	$11.50

Input	June 30, 2021
Risk-free interest rate	0.70%
Expected term (years)	5.59
Expected volatility	15.0%
Exercise price	$11.50

Subsequent Measurement

As at June 30, 2021, the Public Warrants are measured at the observable quoted price in active markets. The Private Placement Warrants and Forward Purchase Warrants were measured at the greater of Black-Scholes Model and the observable quoted price in active markets for Public Warrants.

The change in the fair value of the derivative warrant liabilities measured utilizing Level 1 and Level 3 inputs for the six months ended June 30, 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021 - Level 3	$--
Issuance of Derivative Warrants - Level 3	19,165,001
Transfer of Public Warrants to Level 1	--
Change in fair value of derivative warrant liabilities - Level 3	$838,000
Derivative warrant liabilities at March 31, 2021 - Level 3	$20,003,001
Transfer of Public Warrants to Level 1	$9,545,000
Change in fair value of derivative warrant liabilities - Level 3	1,134,000
Derivative warrant liabilities at June 30, 2021 - Level 3	$11,592,001

Note 7 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Warrants, the forward purchase warrants which will be issued in a private placement concurrently with the closing of the initial Business Combination and the Class A ordinary shares underlying such Private Placement Warrants and forward purchase securities, and Private Placement Warrants, Forward Purchase Warrants and warrants that may be issued upon conversion of Working Capital Loans will have registration rights to require the Company to register a sale of any of its securities held by them and any other securities of the Company acquired by them prior to the consummation of the Business Combination pursuant to a registration rights agreement signed on February 9, 2021. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Note 8 — Shareholders’ Equity

Preference shares— The Company is authorized to issue 2,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020 there were no preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 3,695,130 and 0 Class A ordinary shares issued and outstanding, excluding 30,804,870 and 0 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares— The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. At June 30, 2021 and December 31, 2020 there were 8,625,000 Class B ordinary shares issued and outstanding. Of the 8,625,000 Class B ordinary shares, an aggregate of up to 1,125,000 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the IPO. In connection with the underwriters’ exercise of their over-allotment option in full on February 12, 2021, the 1,125,000 shares were no longer subject to forfeiture.

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

Note 9 — Subsequent Events

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

Results of Operations

Our entire activity since inception up to June 30, 2021 relates to our formation, the IPO and, since the closing of the IPO, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended June 30, 2021, we had a net loss of $ $2,352,673 which was comprised of operating costs of $183,673, and unrealized loss on change in fair value of warrants of $2,169,000.

For the six months ended June 30, 2021, we had a net loss of $3,818,892 which was comprised of operating costs of $328,063, warrant issuance costs of $483,829, and unrealized loss on change in fair value of warrants of $3,007,000.

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $0.9 million in our operating bank account, and working capital of approximately $1.3 million.

Prior to the completion of the IPO, our liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000, to cover certain offering costs, for the founder shares, and the loan under an unsecured promissory note from the Sponsor of $132,990. The Company paid the promissory note in full on May 21, 2021. Subsequent to the consummation of the IPO and Private Placement, our liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants are derivative instruments.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of our initial public offering, including amounts in the trust account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

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

Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act and determined that our disclosure controls and procedures were not effective as of June 30, 2021 due solely to the previously reported material weakness in our internal control over financial reporting related to our classification of our warrants as components of equity instead of derivative liabilities. This material weakness was identified and discussed in our Form 10-Q for the period ended March 31, 2021.

Notwithstanding the identified material weakness as of June 30, 2021, management, including the Certifying Officers, believe that the unaudited condensed financial statements contained in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal period presented in conformity with GAAP.

Changes in Internal Control Over Financial Reporting

In light of the material weakness described above, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards.

While we took considerable action to remediate the material weakness, such remediation has not been fully evidenced. Accordingly, we continue to test our controls implemented in the second quarter to assess whether our controls are operating effectively. While there can be no assurance, we believe our material weakness will be remediated during the course of fiscal 2021.

Other than the changes discussed above, there have been no changes to our internal control over financial reporting during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1a. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our prospectus dated February 9, 2021 filed with the SEC on February 10, 2021 or our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed with the SEC on May 17, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Except as described below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our prospectus dated February 9, 2021 filed with the SEC on February 10, 2021 or our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed with the SEC on May 17, 2021. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of March 31, 2021 and June 30, 2021.

To respond to this material weakness, we have devoted significant effort and resources to the remediation and improvement of our internal control over financial reporting. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

We can give no assurance that the measures we have taken or that our plans to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to annually furnish a report by management on, among other things, the effectiveness of its internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm may be required to attest to the effectiveness of our internal control over financial reporting depending on our reporting status. We will be required to disclose changes made in our internal control and procedures on a quarterly basis.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

We identified a material weakness in our internal controls over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering. As a result of such material weakness, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from this material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Quarterly Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on the business of the combined company and its results of operations and financial condition.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCION TECH GROWTH II

Date: August 16, 2021	/s/ Alex Triplett
	Name:	Alex Triplett
	Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)