Form 10-Q
period 2021-09-30
ScION Tech Growth II
filed 2021-11-15
CIK 1838431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 15, 2021, there were 34,500,000 Class A ordinary shares, par value $0.0001, issued and outstanding, and 8,625,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

SCION TECH GROWTH II

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SCION TECH GROWTH II

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash	$933,500	$-
Prepaid expenses	450,236	-
Deferred offering costs	-	57,039
Total current assets	1,383,736	57,039

Prepaid expenses, non-current	165,205	-
Cash held in Trust Account	345,000,000	-
Total Assets	$346,548,941	$57,039

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Accrued offering costs and expenses	$47,614	$35,000
Due to related party	77,048	-
Total current liabilities	124,662	35,000
Warrant liability	16,870,001	-
Deferred underwriting discount	11,375,000	-
Total liabilities	28,369,663	35,000

Commitments
Class A ordinary shares subject to possible redemption, 34,500,000 shares and 0 shares at redemption value, respectively	345,000,000	-

Shareholders’ Equity:
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 34,500,000 shares and 0 shares subject to possible redemption) at September 30, 2021 and December 31, 2020, respectively	-	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 issued and outstanding	863	863
Additional paid-in capital	-	24,137
Accumulated deficit	(26,821,585)	(2,961)
Total shareholders’ (deficit) equity	(26,820,722)	22,039

Total Liabilities and Shareholders’ (Deficit) Equity	$346,548,941	$57,039

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCION TECH GROWTH II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three months ended	Nine months ended
	September 30, 2021	September 30, 2021

Formation and operating costs	$171,431	$499,494
Loss from operations	(171,431)	(499,494)

Other income (expense)
Warrant issuance costs	-	(483,829)
Unrealized gain on change in fair value of warrants	5,302,000	2,295,000
Total other income	5,302,000	1,811,171
Net income	5,130,569	1,311,677

Basic and diluted weighted average shares outstanding, ordinary share subject to redemption	34,500,000	29,065,934
Basic and diluted net income per share	$0.12	$0.03
Basic and diluted weighted average shares outstanding, ordinary share	8,625,000	8,447,802
Basic and diluted net income per share	$0.12	$0.03

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCION TECH GROWTH II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	-	$-	8,625,000	$863	$24,137	$(2,961)	$22,039
Excess of cash received over fair value of Private Placement Warrants	-	-	-	-	4,153,333	-	4,153,333
Initial classification of FPA liability	-	-	-	-	(5,333,334)	-	(5,333,334)
Net loss	-	-	-	-	-	(1,466,219)	(1,466,219)
Accretion of Class A ordinary shares to redemption value	-	-	-	-	1,155,864	(28,130,301)	(26,974,437)
Balance as of March 31, 2021, as restated	-	$-	8,625,000	$863	$-	$(29,599,481)	$(29,598,618)
Net loss	-	-	-	-	-	(2,352,673)	(2,352,673)
Balance as of June 30, 2021, as restated	-	$-	8,625,000	$863	$-	$(31,952,154)	$(31,951,291)
Net income	-	-	-	-	-	5,130,569	5,130,569
Balance as of September 30, 2021	-	$-	8,625,000	$863	$-	$(26,821,585)	$(26,820,722)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCION TECH GROWTH II

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2021

Cash flows from Operating Activities:
Net income	$1,311,677
Adjustments to reconcile net income to net cash used in operating activities:
Warrant issuance costs	483,829
Unrealized gain on change in fair value of warrants	(2,295,000)
Changes in current assets and current liabilities:
Prepaid expenses	(588,641)
Accrued offering costs and expenses	175,843
Due to related party	77,048
Net cash used in operating activities	(835,244)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	338,500,000
Proceeds from private placement	8,900,000
Payments of promissory note to related party	(132,990)
Payments of offering costs	(498,266)
Net cash provided by financing activities	346,768,744

Net change in cash	933,500
Cash, beginning of the period	-
Cash, end of the period	$933,500

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions charged to additional paid in capital	$11,375,000
Initial value of Class A ordinary shares subject to possible redemption	$318,025,563
Accretion of Class A ordinary shares to redemption value	$26,974,437
Initial classification of warrant liability	$19,165,001
Deferred offering costs paid by Sponsor loan	$106,190
Prepaid expenses paid by Sponsor loan	$26,800

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

As of September 30, 2021, the Company had not yet commenced any operations. All activity for the period from December 23, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the Initial Public Offering (“IPO”) described below, and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense).

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

The ordinary shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will not redeem the Public Shares in an amount that would cause the Company to have less than $5,000,001 of net tangible assets.

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $0.9 million in its operating bank account and working capital of approximately $1.3 million.

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

Note 2 — Restatement of Previously Issued Financial Statements

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should restate its previously reported financial statements. The Company previously determined that the Public Shares subject to possible redemption were equal to their redemption value of $10.00 per Public Share while also taking into consideration the requirement under the Company’s amended and restated memorandum and articles of association that the Company’s redemption of Public Shares cannot result in the Company’s net tangible assets being less than $5,000,001. Upon review of its financial statements for the period ended September 30, 2021, the Company reevaluated the classification of the Public Shares and determined that the Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under ASC 480-10-S99. Therefore, management concluded that the carrying value should include all Public Shares subject to possible redemption, resulting in all of the Public Shares being outside of permanent equity. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Public Shares with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Public Shares. See Note 3, “Ordinary Shares Subject to Possible Redemption.”

In connection with the change in presentation for the Public Shares, the Company also restated its earnings per share calculation to allocate net income (loss) evenly to Public Shares and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the restatement on the Company’s financial statements is reflected in the following table.

	As Previously Reported	Adjustments	As Restated
Balance Sheet at February 12, 2021
Class A ordinary shares subject to possible redemption	$311,370,870	$33,629,130	$345,000,000
Class A ordinary shares	336	(336)	-
Additional paid-in capital	5,498,493	(5,498,493)	-
Accumulated deficit	$(499,685)	$(28,130,301)	$(28,629,986)

Balance Sheet at March 31, 2021
Class A ordinary shares subject to possible redemption	$310,401,380	$34,598,620	$345,000,000
Class A ordinary shares	346	(346)	-
Additional paid-in capital	6,467,973	(6,467,973)	-
Accumulated deficit	$(1,469,180)	$(28,130,301)	$(29,599,481)

Statement of Operations for the three months March 31, 2021
Basic and diluted weighted average shares outstanding, ordinary shares subject to redemption	16,260,479	1,756,188	18,016,667
Basic and diluted net income (loss) per share	$0.00	$(0.06)	$(0.06)
Basic and diluted weighted average shares outstanding, ordinary shares	10,381,188	(2,293,688)	8,087,500
Basic and diluted net loss per share	$(0.14)	$0.08	$(0.06)

Statement of Shareholders’ Equity for the three months ended March 31, 2021
Accretion of Class A ordinary shares to redemption value	$(310,401,380)	$283,426,943	$(26,974,437)

Statement of Cash Flows for the three months March 31, 2021
Initial value of Class A ordinary shares subject to possible redemption	$311,370,870	$6,654,693	$318,025,563
Accretion of Class A ordinary shares to redemption value	$(969,490)	$27,943,927	$26,974,437

Balance Sheet at June 30, 2021
Class A ordinary shares subject to possible redemption	$308,048,700	$36,951,300	$345,000,000
Class A ordinary shares	370	(370)	-
Additional paid-in capital	8,820,629	(8,820,629)	-
Accumulated deficit	$(3,821,853)	$(28,130,301)	$(31,952,154)

Statement of Operations for the three months ended June 30, 2021
Basic and diluted weighted average shares outstanding, ordinary shares subject to redemption	31,040,138	3,459,862	34,500,000
Basic and diluted net income (loss) per share	$0.00	$(0.05)	$(0.05)
Basic and diluted weighted average shares outstanding, ordinary shares	12,084,862	(3,459,862)	8,625,000
Basic and diluted net loss per share	$(0.19)	$0.14	$(0.05)

Statement of Operations for the six months ended June 30, 2021
Basic and diluted weighted average shares outstanding, ordinary shares subject to redemption	23,691,136	2,612,731	26,303,867
Basic and diluted net income (loss) per share	$0.00	$(0.11)	$(0.11)
Basic and diluted weighted average shares outstanding, ordinary shares	11,237,731	(2,879,996)	8,357,735
Basic and diluted net loss per share	$(0.34)	$0.23	$(0.11)

Statement of Shareholders’ Equity for the three months ended June 30, 2021
Accretion of Class A ordinary shares to redemption value	$2,352,680	$(2,352,680)	$-

Statement of Shareholders’ Equity for the six months ended June 30, 2021
Accretion of Class A ordinary shares to redemption value	$(308,048,700)	$281,074,263	$(26,974,437)

Statement of Cash Flows for the six months ended June 30, 2021
Initial value of Class A ordinary shares subject to possible redemption	$311,370,870	$6,654,693	$318,025,563
Accretion of Class A ordinary shares to redemption value	$(3,322,170)	$30,296,607	$26,974,437

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Cash Held in Trust Account

At September 30, 2021, the assets held in the Trust Account were held in cash. At September 30, 2021, the Company had $345.0 million in cash held in the Trust Account.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses, due to related party are estimated to approximate the carrying values as of September 30, 2021 due to the short maturities of such instruments.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Ordinary Shares Subject to Possible Redemption

All of the 34,500,000 Public Shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Public Shares have been classified outside of permanent equity.

In accordance with ASC 480-10-S99-3A(15), there are two alternative methods that an entity can apply when subsequently measuring redeemable public shares:

1.	Remeasure the redeemable public shares to their redemption amount immediately as if the end of the first reporting period after the IPO was the redemption date.

2.	Accrete changes in the difference between the initial carrying amount and the redemption amount from the IPO date to the redemption date.

The Company has decided to apply the first method above. As of September 30, 2021, the Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$345,000,000
Less:
Proceeds allocated to Public Warrants	(9,085,000)
Class A ordinary shares issuance costs	(17,889,437)
Plus:
Accretion of carrying value to redemption value	26,974,437
Class A ordinary shares subject to possible redemption	$345,000,000

Net Income Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 17,433,334 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and nine months ended September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$4,104,455	$1,026,114	$1,016,298	$295,379

Denominator:
Weighted-average shares outstanding	34,500,000	8,625,000	29,065,934	8,447,802
Basic and diluted net income per share	$0.12	$0.12	$0.03	$0.03

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

An aggregate of $10.00 per Unit sold in the IPO was held in the Trust Account and can only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. As of September 30, 2021, $345,000,000 of the IPO proceeds was held in the Trust Account.

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

Due to Related Party

The balance of $77,048 as of September 30, 2021 represents the amount accrued for the administrative support services provided by Sponsor as of September 30, 2021.

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

Related Party Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of September 30, 2021 and December 31, 2020, the Company had no Working Capital Loans.

Administrative Service Fee

Commencing on the Effective Date of the registration statement, the Company has agreed to pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of September 30, 2021, the Company has recorded $77,048 for the period from February 9, 2021 through September 30, 2021.

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

Note 7 — Recurring Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash held in Trust Account	$345,000,000	$345,000,000	$-	$-
	$345,000,000	$345,000,000	$-	$-
Liabilities:
Private Placement Warrants	$4,153,334	$-	$4,153,334	$-
Public Warrants	8,050,000	8,050,000	-	-
Forward Purchase Warrants	4,666,667	-	4,666,667	-
Warrant Liability	$16,870,001	$8,050,000	$8,820,001	$-

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

Subsequent Measurement

As at September 30, 2021, the Public Warrants are measured at the observable quoted price in active markets. The Private Placement Warrants and Forward Purchase Warrants were measured at the observable quoted price in active markets for Public Warrants.

The change in the fair value of the derivative warrant liabilities measured utilizing Level 1 and Level 3 inputs for the nine months ended September 30, 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021 - Level 3	$-
Issuance of Derivative Warrants - Level 3	19,165,001
Transfer of Public Warrants to Level 1	-
Change in fair value of derivative warrant liabilities - Level 3	$838,000
Derivative warrant liabilities at March 31, 2021 - Level 3	$20,003,001
Transfer of Public Warrants to Level 1	(9,545,000)
Transfer of Private Placement Warrants and Forward Purchase Warrants to Level 2	(10,458,001)
Change in fair value of derivative warrant liabilities - Level 3	-
Derivative warrant liabilities at June 30, 2021 - Level 3	$-
Change in fair value of derivative warrant liabilities - Level 3	-
Derivative warrant liabilities at September 30, 2021 - Level 3	$-

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

Note 9 — Shareholders’ Equity

Preference shares— The Company is authorized to issue 2,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020 there were no preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were no Class A ordinary shares issued or outstanding, excluding 34,500,000 and 0 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares— The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. At September 30, 2021 and December 31, 2020 there were 8,625,000 Class B ordinary shares issued and outstanding. Of the 8,625,000 Class B ordinary shares, an aggregate of up to 1,125,000 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the IPO. In connection with the underwriters’ exercise of their over-allotment option in full on February 12, 2021, the 1,125,000 shares were no longer subject to forfeiture.

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

Results of Operations

Our entire activity since inception up to September 30, 2021 relates to our formation, the IPO and, since the closing of the IPO, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended September 30, 2021, we had a net income of $5,130,569 which was comprised of operating costs of $171,431, and unrealized gain on change in fair value of warrants of $5,302,000.

For the nine months ended September 30, 2021, we had a net income of $1,311,677 which was comprised of operating costs of $499,494, warrant issuance costs of $483,829, and unrealized gain on change in fair value of warrants of $2,295,000.

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $0.9 million in its operating bank account and working capital of approximately $1.3 million.

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

Ordinary Shares Subject to Possible Redemption

All of the 34,500,000 Class A ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Class A ordinary shares have been classified outside of permanent equity.

In accordance with ASC 480-10-S99-3A(15), there are two alternative methods that an entity can apply when subsequently measuring redeemable public shares:

1.	Remeasure the redeemable public shares to their redemption amount immediately as if the end of the first reporting period after the IPO was the redemption date.

2.	Accrete changes in the difference between the initial carrying amount and the redemption amount from the IPO date to the redemption date.

The Company has decided to apply the first method above.

Net Income Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 17,433,334 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and nine months ended September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of our initial public offering, including amounts in the trust account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021, due to the material weakness in accounting for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

It is noted that the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents or total assets. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1a. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our prospectus dated February 9, 2021 filed with the SEC on February 10, 2021 or our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021 filed with the SEC on May 17, 2021 and August 16, 2021, respectively. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Except as described below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in the above-mentioned prospectus and Quarterly Reports. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

We identified a material weakness in our internal control over financial reporting related to the accounting for complex financial instruments. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of September 30, 2021.

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

SCION TECH GROWTH II

Date: November 15, 2021	/s/ Alex Triplett
	Name:	Alex Triplett
	Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)