Form 10-Q
period 2022-06-30
ScION Tech Growth II
filed 2022-08-10
CIK 1838431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 10, 2022, there were 34,500,000 Class A ordinary shares, par value $0.0001, issued and outstanding, and 8,625,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

SCION TECH GROWTH II

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SCION TECH GROWTH II

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
Assets	(Unaudited)	(Audited)
Current assets:
Cash	$706,681	$890,042
Prepaid expenses	292,248	450,000
Total current assets	998,929	1,340,042

Prepaid expenses, non-current	—	48,014
Marketable Securities held in Trust Account	345,512,894	345,000,000
Total Assets	$346,511,823	$346,388,056

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accrued expenses	$204,922	$188,140
Due to related party	170,704	107,048
Total current liabilities	375,626	295,188

Warrant liability	2,651,001	14,460,001
Deferred underwriting discount	11,375,000	11,375,000
Total liabilities	14,401,627	26,130,189

Commitments and Contingencies (See Note 7)
Class A ordinary shares subject to possible redemption, 34,500,000 shares at redemption value as of June 30, 2022 and December 31, 2021	345,512,894	345,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 34,500,000 shares subject to possible redemption) as of June 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 issued and outstanding as of June 30, 2022 and December 31, 2021	863	863
Additional paid-in capital	—	—
Accumulated deficit	(13,403,561)	(24,742,996)
Total shareholders’ deficit	(13,402,698)	(24,742,133)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$346,511,823	$346,388,056

The accompanying notes are an integral part of the unaudited condensed financial statements.

SCION TECH GROWTH II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Formation and operating costs	$243,180	$183,673	$469,565	$328,063
Loss from operations	(243,180)	(183,673)	(469,565)	(328,063)

Other income (expense):
Transaction costs allocable to warrant liability	—	—	—	(483,829)
Interest earned on Marketable Securities held in Trust Account	512,894	—	512,894	—
Unrealized Change in fair value of warrants	4,579,000	(2,169,000)	11,809,000	(3,007,000)
Total other income (expense), net	5,091,894	(2,169,000)	12,321,894	(3,490,829)

Net income (loss)	$4,848,714	$(2,352,673)	$11,852,329	$(3,818,892)

Basic and diluted weighted average shares outstanding, ordinary share subject to redemption	34,500,000	34,500,000	34,500,000	26,303,867
Basic and diluted net income (loss) per share	$0.11	$(0.05)	$0.27	$(0.11)

Basic and diluted weighted average shares outstanding, ordinary share	8,625,000	8,625,000	8,625,000	8,357,735
Basic and diluted net income (loss) per share	$0.11	$(0.05)	$0.27	$(0.11)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SCION TECH GROWTH II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder ’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	8,625,000	$863	$—	$(24,742,996)	$(24,742,133)

Net income	—	—	—	—	—	7,003,615	7,003,615

Balance as of March 31, 2022	—	$—	8,625,000	$863	$—	$(17,739,381)	$(17,738,518)

Re-measurement of Class A ordinary shares to redemption value						(512,894)	(512,894)

Net income	—	—	—	—	—	4,848,714	4,848,714

Balance as of June 30, 2022	—	$—	8,625,000	$863	$—	$(13,403,561)	$(13,402,698)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder ’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of January 1, 2021	—	$—	8,625,000	$863	$24,137	$(2,961)	$22,039

Excess of cash received over fair value of Private Placement Warrants	—	—	—	—	4,153,333	—	4,153,333

Initial classification of FPA liability	—	—	—	—	(5,333,334)	—	(5,333,334)

Net loss	—	—	—	—	—	(1,466,219)	(1,466,219)

Re-measurement of Class A ordinary shares to redemption value	—	—	—	—	1,155,864	(28,130,301)	(26,974,437)

Balance as of March 31, 2021	—	$—	8,625,000	$863	$—	$(29,599,481)	$(29,598,618)

Net loss	—	—	—	—	—	(2,352,673)	(2,352,673)

Balance as of June 30, 2021	—	$—	8,625,000	$863	$—	$(31,952,154)	$(31,951,291)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SCION TECH GROWTH II

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021
Cash flows from Operating Activities:
Net income (loss)	$11,852,329	$(3,818,892)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Transaction costs allocable to warrant liability	—	483,829
Trust interest income	(512,894)	—
Change in fair value of warrants	(11,809,000)	3,007,000
Changes in current assets and current liabilities:
Prepaid expenses	205,766	(708,705)
Accrued expenses	16,782	154,476
Due to related party	63,656	47,048
Net cash used in operating activities	(183,361)	(835,244)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(345,000,000)
Net cash used in investing activities	—	(345,000,000)

Cash flows from Financing Activities:
Proceeds from IPO, net of underwriters’ fees	—	338,500,000
Proceeds from private placement	—	8,900,000
Payment of advances from related party	—	(132,990)
Payments of offering costs	—	(498,266)
Net cash provided by financing activities	—	346,768,744

Net change in cash	(183,361)	933,500
Cash, beginning of the period	890,042	—
Cash, end of the period	$706,681	$933,500

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions charged to additional paid in capital	$—	$11,375,000
Initial value of Class A ordinary shares subject to possible redemption	$—	$318,025,563
Re-measurement of Class A ordinary shares to redemption value	$(512,894)	$26,974,437
Initial classification of warrant liability	$—	$19,165,001
Deferred offering costs paid by Sponsor loan	$—	$106,190
Prepaid expenses paid by Sponsor loan	$—	$26,800

The accompanying notes are an integral part of the unaudited condensed financial statements.

SCION TECH GROWTH II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not yet commenced any operations. All activity as of June 30, 2022 relates to the Company’s formation and the initial public offering (“IPO”) described below, and since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense). The Company’s sponsor is ScION 2 Sponsor LLC, a Delaware limited liability company (the “Sponsor”).

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

JUNE 30, 2022

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

Liquidity, Capital Resources and Going Concern Considerations

As of June 30, 2022, the Company had cash outside the Trust Account of $706,681 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of June 30, 2022 and December 31, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.

Through June 30, 2022, the Company’s liquidity needs were satisfied through a capital contribution from the Sponsor of $25,000, to cover certain offering costs, for the founder shares (see Note 6), the loan under an unsecured promissory note from the Sponsor of $132,990 (see Note 6), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The promissory note from the Sponsor was paid in full on May 21, 2021 and the unsecured promissory note is no longer available to the Company. As of June 30, 2022 and December 31, 2021, no amounts were outstanding under the unsecured promissory note.

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

JUNE 30, 2022

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on April 15, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

SCION TECH GROWTH II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Cash and Securities Held in Trust Account

The Company holds Cash and Marketable Securities in the Trust Account. The Company’s assets held in the Trust Account are classified as held for trading. Held for trading assets are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on assets held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of assets held in Trust Account are determined using available market information. The Company invested in the Marketable Securities in April 2022.

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

The Company has decided to apply the first method above. As of June 30, 2022 and December 31, 2021, the Class A ordinary shares reflected on the balance sheets are reconciled in the following table:

Gross proceeds from IPO	$345,000,000
Less:
Proceeds allocated to Public Warrants	(9,085,000)
Class A ordinary shares issuance costs	(17,889,437)
Plus:
Remeasurement of carrying value to redemption value	26,974,437
Class A ordinary shares subject to possible redemption, December 31, 2021	$345,000,000
Plus:
Remeasurement of carrying value to redemption value	512,894
Class A ordinary shares subject to possible redemption, June 30, 2022	$345,512,894

SCION TECH GROWTH II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company has not considered the effect of the warrants sold in the IPO and Private Placement in the calculation of diluted net loss per ordinary share, since the exercise of the warrants is contingent upon the occurrence of future events. On June 30, 2022 and 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period presented.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss)	$3,878,971	$969,743	$(1,882,138)	(470,535)	$9,481,863	$2,370,466	$(2,898,066)	$(920,826)
Denominator:
Weighted-average shares outstanding	34,500,000	8,625,000	34,500,000	8,625,000	34,500,000	8,625,000	26,303,867	8,357,735
Basic and diluted net income (loss) per share	$0.11	$0.11	$(0.05)	$(0.05)	$0.27	$0.27	$(0.11)	$(0.11)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2022 and December 31, 2021 the Company has not experienced losses on these accounts.

SCION TECH GROWTH II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in condensed balance sheets. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses, due to related parties are estimated to approximate the carrying values as of June 30, 2022 and December 31, 2021 due to the short maturities of such instruments.

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

JUNE 30, 2022

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

JUNE 30, 2022

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

SCION TECH GROWTH II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Due to Related Party

The balance of $170,704 and $107,048, respectively, represents the amount accrued for the administrative support services provided by the Sponsor as of June 30, 2022 and December 31, 2021, respectively.

Administrative Services Agreement

Commencing on the Effective Date of the registration statement, the Company has agreed to pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of June 30, 2022 and December 31, 2021, the Company has recorded $60,000 and $107,048 for the six months ended June 30, 2022 and for the period from February 9, 2021 through December 31, 2021, respectively.

Promissory Note — Related Party

On December 31, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the IPO. The Company borrowed $132,990 under the promissory note. On May 21, 2021, the Company paid the promissory note in full and the unsecured promissory note is no longer available to the Company. As of June 30, 2022 and December 31 2021, there were no amounts outstanding under the promissory note.

Related Party Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, the Company had no Working Capital Loans.

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

SCION TECH GROWTH II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Note 6 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash held in Trust Account	$345,512,894	$345,512,894	$—	$—
	$345,512,894	$345,512,894	$—	$—
Liabilities:
Private Placement	$652,668	$—	$652,667	$—
Forward Purchase Warrants	733,333	—	733,333	—
Public Warrants	1,265,000	1,265,000	—	—
Warrant Liability	$2,651,001	$1,265,000	$1,386,000	$—

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash held in Trust Account	$345,000,000	$345,000,000	$—	$—
	$345,000,000	$345,000,000	$—	$—
Liabilities:
Private Placement	$3,560,001	$—	$3,560,001	$—
Forward Purchase Warrants	4,000,000		4,000,000
Public Warrants	6,900,000	6,900,000	—	—
Warrant Liability	$14,460,001	$6,900,000	$7,560,001	$—

Warrants

The warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the condensed balance sheets which includes the Forward Purchase Warrants. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Company’s condensed statements of operations.

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

SCION TECH GROWTH II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

The key inputs into the Monte Carlo simulation and the Black-Scholes Model were as follows:

Input	February 9, 2021 (Initial Measurement)
Risk-free interest rate	0.61%
Expected term (years)	5.75
Expected volatility	15.0%
Exercise price	$11.50

Subsequent Measurement

As of June 30, 2022 and December 31, 2021, the Public Warrants were measured at the observable quoted price in active markets, and the Private Placement Warrants and Forward Purchase Warrants were measured at the observable quoted price in active markets for Public Warrants.

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

At February 12, 2021 (IPO date), the Private Placement Warrants and Forward Purchase Warrants were valued at $4,746,667 and $5,333,334, respectively.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers to/from Levels 1, 2, and 3 in the period ended June 30, 2022.

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

JUNE 30, 2022

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

Note 8 — Shareholders’ Deficit

Preference shares—The Company is authorized to issue 2,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, respectively there were no Class A ordinary shares issued and outstanding, excluding 34,500,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. On December 31, 2020, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 8,625,000 Class B ordinary shares, par value $0.0001 (the founder shares). Up to 1,125,000 founder shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. In connection with the underwriters’ full exercise of their over-allotment option on February 12, 2021, the 1,125,000 shares were no longer subject to forfeiture. At June 30, 2022 and December 31, 2021, respectively there were 8,625,000 Class B ordinary shares issued and outstanding.

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

Results of Operations

Our entire activity since inception up to June 30, 2022 relates to our formation, the IPO, and, since the closing of the IPO, a search for a business combination target. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended June 30, 2022, we had a net income of $4,848,714, which consists of change in fair value of warrant liabilities of $4,579,000 and trust interest income of $512,894, offset by operating costs of $243,180.

For the six months ended June 30, 2022, we had a net income of $11,852,329, which consists of change in fair value of warrant liabilities of $11,809,000 and trust interest income of $512,894, offset by operating costs of $469,565.

For the three months ended June 30, 2021, we had a net loss of $2,352,673 which was comprised of operating costs of $183,673, and unrealized loss on change in fair value of warrants of $2,169,000.

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

At June 30, 2022, we had cash of $706,681 outside of the Trust Account and accounts payable and accrued expenses of $375,626. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Warrant Liabilities

We account for our Public Warrants and Private Placement Warrants (collectively, the “warrants”, which are discussed in Note 3, Note 4 and Note 8 to the condensed financial statements included elsewhere in this Form 10-Q) in accordance with ASC Topic 815-40 “Derivatives and Hedging, Contracts in Entity’s Own Equity”, and concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the warrants from being accounted for as components of equity. As the warrants meet the definition of a derivative as contemplated in ASC 815-40, the warrants are recorded as derivative liabilities and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with FASB ASC Topic 820, “Fair Value Measurement”, with changes in fair value recognized in the Company’s statements of operations.

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

Net Income (Loss) Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. On June 30, 2022 and December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period presented.

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

In connection with the preparation of this Quarterly Report, as of June 30, 2022, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-(e) under the Securities Exchange Act). Based on such evaluation, our CEO and CFO concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective, due to the material weaknesses in our internal control over financial reporting related to our accounting for complex financial instruments and relating to the process of recording accounts payable and accrued expenses. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, Management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective, due to the material weaknesses in our internal control over financial reporting related to our accounting for complex instruments and process of recording accounts payable and accrued expenses.

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

SCION TECH GROWTH II

Date: August 10, 2022	By:	/s/ Kunal Gullapalli
	Name:	Kunal Gullapalli
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)