Form 10-Q
period 2022-09-30
ScION Tech Growth II
filed 2022-11-18
CIK 1838431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 18, 2022, there were 34,500,000 Class A ordinary shares, par value $0.0001, issued and outstanding, and 8,625,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

SCION TECH GROWTH II

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SCION TECH GROWTH II

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
Assets	(Unaudited)	(Audited)
Current assets:
Cash	$615,151	$890,042
Prepaid expenses	168,206	450,000
Total current assets	783,357	1,340,042

Prepaid expenses, non-current	—	48,014
Marketable Securities held in Trust Account	347,398,478	345,000,000
Total Assets	$348,181,835	$346,388,056

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accrued expenses	$150,570	$188,140
Due to related party	200,704	107,048
Total current liabilities	351,274	295,188

Warrant liability	964,001	14,460,001
Deferred underwriting discount	11,375,000	11,375,000
Total liabilities	12,690,275	26,130,189

Commitments and Contingencies (See Note 7)
Class A ordinary shares subject to possible redemption, 34,500,000 shares at redemption value as of September 30, 2022 and December 31, 2021	347,398,478	345,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 34,500,000 shares subject to possible redemption) as of September 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 issued and outstanding as of September 30, 2022 and December 31, 2021	863	863
Additional paid-in capital	—	—
Accumulated deficit	(11,907,781)	(24,742,996)
Total shareholders’ deficit	(11,906,918)	(24,742,133)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$348,181,835	$346,388,056

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCION TECH GROWTH II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Formation and operating costs	$191,220	$171,431	$660,785	$499,494
Loss from operations	(191,220)	(171,431)	(660,785)	(499,494)

Other income:
Transaction costs allocable to warrant liability	—	—	—	(483,829)
Interest earned on Marketable Securities held in Trust Account	1,885,584	—	2,398,478	—
Unrealized Change in fair value of warrants	1,687,000	5,302,000	13,496,000	2,295,000
Total other income, net	3,572,584	5,302,000	15,894,478	1,811,171

Net income	$3,381,364	$5,130,569	$15,233,693	$1,311,677

Basic and diluted weighted average shares outstanding, ordinary share subject to redemption	34,500,000	34,500,000	34,500,000	29,065,934
Basic and diluted net income per share	$0.08	$0.12	$0.35	$0.03

Basic and diluted weighted average shares outstanding, ordinary share	8,625,000	8,625,000	8,625,000	8,447,802
Basic and diluted net income per share	$0.08	$0.12	$0.35	$0.03

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCION TECH GROWTH II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	8,625,000	$863	$—	$(24,742,996)	$(24,742,133)

Net income	—	—	—	—	—	7,003,615	7,003,615

Balance as of March 31, 2022	—	$—	8,625,000	$863	$—	$(17,739,381)	$(17,738,518)

Re-measurement of Class A ordinary shares to redemption value	—	—	—	—	—	(512,894)	(512,894)

Net income	—	—	—	—	—	4,848,714	4,848,714

Balance as of June 30, 2022	—	$—	8,625,000	$863	$—	$(13,403,561)	$(13,402,698)

Re-measurement of Class A ordinary shares to redemption value	—	—	—	—	—	(1,885,584)	(1,885,584)

Net income	—	—	—	—	—	3,381,364	3,381,364

Balance as of September 30, 2022	—	$—	8,625,000	$863	$—	$(11,907,781)	$(11,906,918)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of January 1, 2021	—	$—	8,625,000	$863	$24,137	$(2,961)	$22,039

Excess of cash received over fair value of Private Placement Warrants	—	—	—	—	4,153,333	—	4,153,333

Initial classification of FPA liability	—	—	—	—	(5,333,334)	—	(5,333,334)

Net loss	—	—	—	—	—	(1,466,219)	(1,466,219)

Re-measurement of Class A ordinary shares to redemption value	—	—	—	—	1,155,864	(28,130,301)	(26,974,437)

Balance as of March 31, 2021	—	$—	8,625,000	$863	$—	$(29,599,481)	$(29,598,618)

Net loss	—	—	—	—	—	(2,352,673)	(2,352,673)

Balance as of June 30, 2021	—	$—	8,625,000	$863	$—	$(31,952,154)	$(31,951,291)

Net income	—	—	—	—	—	5,130,569	5,130,569

Balance as of September 30, 2021	—	$—	8,625,000	$863	$—	$(26,821,585)	$(26,820,722)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCION TECH GROWTH II

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021
Cash flows from Operating Activities:
Net income	$15,233,693	$1,311,677
Adjustments to reconcile net income to net cash used in operating activities:
Transaction costs allocable to warrant liability	—	483,829
Trust interest income	(2,398,478)	—
Change in fair value of warrants	(13,496,000)	(2,295,000)
Changes in current assets and current liabilities:
Prepaid expenses	329,808	(588,641)
Accrued expenses	(37,570)	175,843
Due to related party	93,656	77,048
Net cash used in operating activities	(274,891)	(835,244)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(345,000,000)
Net cash used in investing activities	—	(345,000,000)

Cash flows from Financing Activities:
Proceeds from IPO, net of underwriters’ fees	—	338,500,000
Proceeds from private placement	—	8,900,000
Payment of advances from related party	—	(132,990)
Payments of offering costs	—	(498,266)
Net cash provided by financing activities	—	346,768,744

Net change in cash	(274,891)	933,500
Cash, beginning of the period	890,042	—
Cash, end of the period	$615,151	$933,500

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions charged to additional paid in capital	$—	$11,375,000
Initial value of Class A ordinary shares subject to possible redemption	$—	$318,025,563
Re-measurement of Class A ordinary shares to redemption value	$2,398,478	$26,974,437
Initial classification of warrant liability	$—	$19,165,001
Deferred offering costs paid by Sponsor loan	$—	$106,190
Prepaid expenses paid by Sponsor loan	$—	$26,800

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCION TECH GROWTH II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not yet commenced any operations. All activity for the period from December 23, 2020 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (“IPO”) described below, and since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense).

The Company’s sponsor is ScION 2 Sponsor LLC, a Delaware limited liability company (the “Sponsor”).

Financing

The registration statement for the Company’s IPO was declared effective on February 9, 2021 (the “Effective Date”). On February 12, 2021, the Company consummated the IPO of 34,500,000 units, including the issuance of 4,500,000 units as a result of the underwriters’ full exercise of the over-allotment option (the “Units” and, with respect to the ordinary shares included in the Units being sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $345,000,000, which is discussed in Note 3.

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

SCION TECH GROWTH II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

Liquidity, Capital Resources and Going Concern Considerations

As of September 30, 2022, the Company had cash outside the Trust Account of $615,151 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of September 30, 2022, no amounts were withdrawn from the Trust Account.

Through September 30, 2022, the Company’s liquidity needs were satisfied through a capital contribution from the Sponsor of $25,000, to cover certain offering costs, for the founder shares (see Note 5), the loan under an unsecured promissory note from the Sponsor of $132,990 (see Note 5), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The promissory note from the Sponsor was paid in full on May 21, 2021 and is no longer available to the Company.

SCION TECH GROWTH II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Basis of Presentation1

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on April 15, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

[1]	Note to auditors: Please revise and conform the language in ScION I and ScION II. The language should be consistent.

SCION TECH GROWTH II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

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

Warrant Liabilities

The Company evaluated the warrants (which are discussed in Note 3, Note 4 and Note 8) in accordance with ASC 815-40 and concluded that a provision in its warrant agreement related to certain tender or exchange offers precludes the warrants from being accounted for as components of equity. As the warrants meet the definition of a derivative as contemplated in ASC 815-40, the warrants are recorded as derivative liabilities on the condensed balance sheets and measured at fair value at inception (the date of the IPO) and at each reporting date in accordance with FASB ASC Topic 820, “Fair Value Measurement”, with changes in fair value recognized in the Company’s statement of operations. The measurement of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market. The subsequent measurements of the Private Placement Warrants and the Forward Purchase Warrants after the detachment of the Public Warrants from the Units are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market. The fair value was initially estimated using a Monte Carlo Simulation approach (see Note 6).

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

SCION TECH GROWTH II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

The Company has decided to apply the first method above. As of September 30, 2022 and December 31, 2021, the Class A ordinary shares reflected on the balance sheets are reconciled in the following table:

Gross proceeds from IPO	$345,000,000
Less:
Proceeds allocated to Public Warrants	(9,085,000)
Class A ordinary shares issuance costs	(17,889,437)
Plus:
Remeasurement of carrying value to redemption value	26,974,437
Class A ordinary shares subject to possible redemption, December 31, 2021	$345,000,000
Plus:
Remeasurement of carrying value to redemption value	2,398,478
Class A ordinary shares subject to possible redemption, September 30, 2022	$347,398,478

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company has not considered the effect of the warrants sold in the IPO and Private Placement in the calculation of diluted net loss per ordinary share, since the exercise of the warrants is contingent upon the occurrence of future events. On September 30, 2022 and 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period presented.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income	$2,705,091	$676,273	$4,104,455	1,026,114	$12,186,954	$3,046,739	$1,016,298	$295,379
Denominator:
Weighted-average shares outstanding	34,500,000	8,625,000	34,500,000	8,625,000	34,500,000	8,625,000	29,065,934	8,447,802
Basic and diluted net income per share	$0.08	$0.08	$0.12	$0.12	$0.35	$0.35	$0.03	$0.03

SCION TECH GROWTH II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2022 and December 31, 2021 the Company has not experienced losses on these accounts.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in condensed balance sheets. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses, due to related parties are estimated to approximate the carrying values as of September 30, 2022 and December 31, 2021 due to the short maturities of such instruments.

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

SCION TECH GROWTH II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

SCION TECH GROWTH II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

SCION TECH GROWTH II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

Due to Related Party

The balance of $200,704 and $107,048, respectively, represents the amount accrued for the administrative support services provided by the Sponsor as of September 30, 2022 and December 31, 2021, respectively.

Administrative Services Agreement

Commencing on the Effective Date of the registration statement, the Company has agreed to pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of the Company’s management team (the “Administrative Services Agreement”). Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of September 30, 2022 and December 31, 2021, the Company has recorded $90,000 and $107,048 for the nine months ended September 30, 2022 and for the period from February 9, 2021 through December 31, 2021, respectively. The Company has accrued $30,000 of expenses pursuant to the Administrative Services Agreement for the three months ended September 30, 2022, and accrued the same amount for the three months ended September 30, 2021.

Promissory Note — Related Party

On December 31, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the IPO. The Company borrowed $132,990 under the promissory note. On May 21, 2021, the Company paid the promissory note in full, and the promissory note is no longer available to the Company.

Related Party Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, the Company had no Working Capital Loans.

SCION TECH GROWTH II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

Note 6 — Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash held in Trust Account	$347,398,478	$347,398,478	$—	$—
	$347,398,478	$347,398,478	$—	$—
Liabilities:
Private Placement	$237,333	$—	$237,333	$—
Forward Purchase Warrants	266,667	—	266,667	—
Public Warrants	460,000	460,000	—	—
Warrant Liability	$964,000	$460,000	$504,000	$—

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash held in Trust Account	$345,000,000	$345,000,000	$—	$—
	$345,000,000	$345,000,000	$—	$—
Liabilities:
Private Placement	$3,560,001	$—	$3,560,001	$—
Forward Purchase Warrants	4,000,000		4,000,000
Public Warrants	6,900,000	6,900,000	—	—
Warrant Liability	$14,460,001	$6,900,000	$7,560,001	$—

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

SCION TECH GROWTH II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

Subsequent Measurement

As of September 30, 2022 and December 31, 2021, the Public Warrants were measured at the observable quoted price in active markets, and the Private Placement Warrants and Forward Purchase Warrants were measured at the observable quoted price in active markets for Public Warrants.

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

At February 12, 2021 (IPO date), the Private Placement Warrants and Forward Purchase Warrants were valued at $4,746,667 and $5,333,334, respectively.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers to/from Levels 1, 2, and 3 in the period ended September 30, 2022.

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

SEPTEMBER 30, 2022

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

Note 8 — Shareholders’ Deficit

Preference shares—The Company is authorized to issue 2,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, respectively there were no Class A ordinary shares issued and outstanding, excluding 34,500,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B ordinary shares. On December 31, 2020, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs in consideration for 8,625,000 Class B ordinary shares, par value $0.0001 (the founder shares). Up to 1,125,000 founder shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. In connection with the underwriters’ full exercise of their over-allotment option on February 12, 2021, the 1,125,000 shares were no longer subject to forfeiture. At September 30, 2022 and December 31, 2021, respectively there were 8,625,000 Class B ordinary shares issued and outstanding.

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

Results of Operations

Our entire activity since inception up to September 30, 2022 relates to our formation, the IPO, and, since the closing of the IPO, a search for a business combination target. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended September 30, 2022, we had a net income of $3,381,364, which consists of change in fair value of warrant liabilities of $1,687,000 and trust interest income of $1,885,584, offset by operating costs of $191,220.

For the nine months ended September 30, 2022, we had a net income of $15,233,693, which consists of change in fair value of warrant liabilities of $13,496,000 and trust interest income of $2,398,478, offset by operating costs of $660,785.

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

At September 30, 2022, we had cash of $615,151 outside of the Trust Account and accounts payable and accrued expenses of $351,274. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Moreover, we may need to obtain additional financing to complete our initial Business Combination, either because the transaction requires more cash than is available from the proceeds held in our Trust Account and from the proceeds of the sale of the forward purchase units or because we become obligated to redeem a significant number of our Public Shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the IPO and the sale of the Private Placement Units, and, as a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemptions by public shareholders, we may be required to seek additional financing to complete such proposed initial Business Combination. We may also obtain financing prior to the closing of our initial Business Combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial Business Combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to forward purchase agreements or backstop agreements we may enter into. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial Business Combination, if the cash is insufficient, we may need to obtain additional financing in order to meet our obligations.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities, other than the Administrative Services Agreement (as defined in Note 5).

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

Net Income (Loss) Per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. On September 30, 2022 and December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period presented.

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

In connection with the preparation of this Quarterly Report, as of September 30, 2022, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-(e) under the Securities Exchange Act). Based on such evaluation, our CEO and CFO concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective, due to the material weaknesses in our internal control over financial reporting related to our accounting for complex financial instruments and relating to the process of recording accounts payable and accrued expenses. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, Management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective, due to the material weaknesses in our internal control over financial reporting related to our accounting for complex instruments and process of recording accounts payable and accrued expenses.

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

Except as described below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on April 15, 2022 and our Quarterly Report on Form 10-Q filed with the SEC on August 10, 2022. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We may not be able to complete an initial Business Combination since such initial Business Combination may be subject to regulatory review and approval requirements, including pursuant to foreign investment regulations and review by governmental entities such as the Committee on Foreign Investment in the United States (“CFIUS”), or may be ultimately prohibited.

Our initial Business Combination may be subject to regulatory review and approval requirements by governmental entities, or ultimately prohibited. For example, CFIUS has authority to review certain direct or indirect foreign investments in U.S. companies. Among other things, CFIUS is empowered to require certain foreign investors to make mandatory filings, to charge filing fees related to such filings, and to self-initiate national security reviews of foreign direct and indirect investments in U.S. companies if the parties to that investment choose not to file voluntarily. If CFIUS determines that an investment threatens national security, CFIUS has the power to impose restrictions on the investment or recommend that the President prohibit it or order divestment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on, among other factors, the nature and structure of the transaction, the nationality of the parties, the level of beneficial ownership interest and the nature of any information or governance rights involved.

The Sponsor is controlled by two individuals, one of whom is a non-U.S. person. Mr. Andrea Pignataro and Mr. Mathew J. Cestar are the managers of the Sponsor and share voting and dispositive power over the securities held directly by the Sponsor. As a result, each of Messrs. Pignataro and Cestar may be deemed to have or share beneficial ownership of the securities held directly by the Sponsor. Mr. Pignataro is an Italian citizen.

For so long as the Sponsor retains a material ownership interest in us, we may be deemed a “foreign person” under the regulations relating to CFIUS. As such, an initial Business Combination with a U.S. business or foreign business with U.S. operations that we may wish to pursue may be subject to CFIUS review. If a particular proposed initial Business Combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. In such circumstances, CFIUS may decide to delay or recommend that the President of the United States block our proposed initial Business Combination, require conditions with respect to such initial Business Combination or recommend that the President of the United States order us to divest all or a portion of the U.S. target business of our initial Business Combination that we acquired without first obtaining CFIUS approval, which may limit the attractiveness of, or delay or prevent us from pursuing, certain target companies that we believe would otherwise be beneficial to us and our shareholders. In addition, certain types of U.S. businesses may be subject to rules or regulations that limit or impose requirements with respect to foreign ownership.

If CFIUS determines it has jurisdiction, CFIUS may decide to recommend a block or delay our initial Business Combination, or require conditions with respect to it, which may delay or prevent us from consummating a potential transaction.

The process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we are unable to consummate our initial Business Combination within the applicable time period required, including as a result of extended regulatory review, we will, as promptly as reasonably possible but not more than five business days thereafter, redeem the public shares for a pro rata portion of the funds held in the Trust Account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, our shareholders will miss the opportunity to benefit from an investment in a target company and the potential appreciation in value of such investment. Additionally, our warrants will become worthless.

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial Business Combination and instead be required to liquidate the Company. To mitigate the risk of that result, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, we may instruct Continental Stock Transfer & Trust Company to liquidate the securities held in the Trust Account and instead hold all funds in the Trust Account in cash. As a result, following such change, we will likely receive minimal, if any, interest, on the funds held in the Trust Account, which would reduce the dollar amount that our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the Trust Account had remained in U.S. government securities or money market funds.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”), relating, among other things, to circumstances in which SPACs such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial Business Combination no later than 18 months after the effective date of the registration statement for its initial public offering. The company would then be required to complete its initial Business Combination no later than 24 months after the effective date of the registration statement for its initial public offering. We understand that the SEC has recently been taking informal positions regarding the Investment Company Act consistent with the SPAC Rule Proposals.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that does not complete its initial Business Combination within the proposed time frame set forth in the proposed safe harbor rule. As indicated above, we completed our IPO on February 12, 2021 and have operated as a blank check company searching for a target business with which to consummate an initial Business Combination since such time (or approximately 21 months after the effective date of our IPO, as of the date of this Quarterly Report). If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial Business Combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction, and our warrants would expire worthless.

The funds in the Trust Account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, we may, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, or February 9, 2023, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (i.e., in one or more bank accounts) until the earlier of the consummation of a Business Combination or our liquidation. Following such liquidation of the assets in our Trust Account, we will likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the Trust Account had remained in U.S. government securities or money market funds. This means that the amount available for redemption will not increase in the future.

In addition, even prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public shareholders would receive upon any redemption or our liquidation.

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

SCION TECH GROWTH II

Date: November 18, 2022	By:	/s/ Kunal Gullapalli
	Name:	Kunal Gullapalli
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)